Form 10QSB
period 2001-09-30
NORTH SHORE CAPITAL II INC
filed 2001-11-14
CIK 1111400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2001

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

Common Stock, No Par Value - 2,247,500 shares as of September 30, 2001.

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

The Company's President and all current shareholders own all of the issued and outstanding stock of three (3) additional corporations (North Shore Capital I, III, and IV) which are shell companies formed February 3, 1999. The Form 10-SB registration statement of North Shore Capital I through IV may become effective by lapse of time on or about June 17, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital I, III, and IV, in seeking merger candidates.

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


------------------------------------------------------------------------------

------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                 AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000,
                   AND THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTION)
					   TO SEPTEMBER 30, 2001

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
NORTH SHORE CAPITAL II, Inc.
(a Development Stage Company)

I have reviewed the accompanying balance sheet of North Shore Capital II, Inc. (a development stage company) as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three and nine month periods then ended, the three and nine month periods ended September 30, 2000 and the period from February 3, 1999 (inception) thru September 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of North Shore Capital II, Inc.

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

Milwaukee, Wisconsin
November 13, 2001



                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                                September 30, 2001



                 ASSETS


CURRENT ASSETS
     Cash                                                 $  598


TOTAL ASSETS                                              $  598

LIABILITIES AND EQUITY


TOTAL LIABILITIES                                            -0-

Stockholders' equity:

  Preferred stock, no par value,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding                         $  2,248
  Paid in Capital                                          $ 49,652

  Deficit accumulated during the
  development stage                                         (51,302)

  Total stockholders equity  (deficit)                     $  598


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  598



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital II, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2001,
                    THE NINE MONTHES ENDED SEPTEMBER 30, 2000,
                 AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                               TO SEPTEMBER 30, 2001



                                 Nine Months           Nine Months           February 3, 1999
                                 Ended                 Ended                 (Inception) to
                                 September 30, 2000    September 30, 2001    September 30, 2001

REVENUE                          $           0         $           0         $         0

EXPENSES:
  Audit fees                               402                  1105                6,507
  Professional fees  (note 3)                                                      40,000
  Organization costs (note 3)                                                       4,400
  Bank fees                                181                    98                  325
  Administrative fees                                             70                   70


Net loss                         $       (583)         $       (1273)        $   (51,302)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding            2,247,500             2,247,500             2,232,656


Loss Per Common Share            $        (.00)        $        (.00)        $       (.02)


SEE NOTES TO FINANCIAL STATEMENTS

                            North Shore Capital II, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED SEPTEMBER 30, 2001,
               THREE MONTHS ENDED SEPTEMBER 30, 2000, AND THE PERIOD
               FROM FEBRUARY 3, 1999 (INCEPTION)TO SEPTEMBER 30, 2001


                                 Three Months           Three Months         February 3, 1999
                                 Ended                  Ended                (Inception) to
                                 September 30, 2000     September 30, 2001   September 30, 2001

REVENUE                          $         0            $        0           $      0

EXPENSES:
 Audit fees                              402                                    6,507
 Professional fees (note 3)                                                    40,000
 Organization cost (note 3)                0                                    4,400
 Bank fees                                27                    30                325
 Administrative fees                                            70                 70


Net loss                         $      (429)            $    (100)          $ (51,302)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding         2,247,500              2,247,500           2,232,656


Loss Per Common Share            $     (.00)              $   (.00)          $  (.02)


SEE NOTES TO FINANCIAL
STATEMENTS


                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30, 2001
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                               TO SEPTEMBER 30, 2001

                                  Shares       Par          Paid         Retained        Equity
                                                            in           Earnings
                                  Issued       Value        Capital      (Deficit)


Balance at February 3, 1999       $   0        $   0        $   0        $   0           $   0

Issuance of common stock for      2,200,000    2,200        2,200                         4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)

Shares issued pursuant to
Private Placement under
Regulation D                       17,500         18        17,482                       17,500

Issued in exchange                 30,000         30        29,970                       30,000
for cash and servicces
at $1.00 per share

Net loss for the period from                                             ($51,302)       (51,302)
 February 3, 1999 through
 September 30, 2001

Net loss for the nine months
 ended September 30, 2001                                                 (1273)          (1273)

Balance at September 30, 2001     2,247,500    $ 2,248      $49,652      ($51,312)          598



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital II, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30, 2001,
                  THE NINE MONTHS ENDED SEPTMBER 30, 2000, AND THE
        PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)TO SEPTEMBER 30, 2001

                                   Nine Months           Nine Months             February 3, 1999
                                   Ended                 Ended                   (Inception) to
                                   September 30, 2000    September 30, 2001      September 30, 2001


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Loss  					  ($583)               ($1273)               ($51,302)
  Adjustments to reconcile
	net loss to net cash
	provided by (used in)
	operating activities:
    Cash flow from
    operating activities              ($583)               ($1273)               ($51,302)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock                                                        17,500

  Issuance of stock in
  exchange for
  organizational activities                                                        4,400

  Issuance of stock in
  exchange for
  professional fees                                                               30,000

  Cash provided by
  financing activities                  0                     0                   51,900

Net cash provided this
period                                ($583)               ($1273)                  $598

Cash and cash equivalents,
 beginning of period                   2,471                1,871                      0

Cash and cash equivalents,
end of period                          1,888                  598                   $598


THE ACCOMPANYING NOTES ARE AN INTEGRAL
PARTOF THESE FINANCIAL STATEMENTS.

                            North Shore Capital II, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2001


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

Estimates

     These condensed consolidated financial statements as of September 30, 2001, the nine month period ended September 30, 2000, and the period from February 3, 1999 (inception) thru September 30, 2001, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital II" or "North Shore") as of and for the years ended December
31, 1999 and December 31, 2000 included in the Company's Registration Statement, or Form 10SB, as well as the Company's Form 10KSB for the year 2000, filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the years ended December 31, 1999, and December 31, 2000. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 2001, its results of operations for the periods ended September 30, 2001, and 2000, and its cash flows for the periods ended September 30, 2001, and 2000. The results of operations for the periods ended September 30, 2001 and 2000, may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2001.

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.   STOCKHOLDERS' EQUITY

     On February 3, 1999, the Company issued two million two hundred thousand (2,200,000) shares of its $.001 par value common stock for services, rendered by related parties, valued at their fair market value of $4,400. The shares wereissued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act. The company issued an additional 47,500 shares of stock pursuant to a private placement under Regulation D.

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



SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                            North Shore Capital II, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2001

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At September 30, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $    15,230
     Valuation allowance                           (15,230)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0


The components of the income tax provision (benefit) consisted of the following for the period ended September 30, 2001.

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




SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           North Shore Capital II, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEPTEMBER 30, 2001

=====================================
NINE MONTHS ENDING SEPTEMBER 30, 2001
=====================================

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

     The Balance Sheet as of 09/30/2001 reflects $598, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $598, in assets, and a Deficit accumulated during the development stage of ($51,302). The Company has also incurred a net loss to date of ($51,302).
Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2001, reflects a total asset value of $598. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001, through September 30, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           North Shore Capital II, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: November 2, 2001                     By: Gerard Werner, P.C.
                                           Title: Filing Agent

