Form 10KSB
period 2003-12-31
NORTH SHORE CAPITAL II INC
filed 2004-03-25
CIK 1111400

-----BEGIN PRIVACY-ENHANCED MESSAGE-----





                                   FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003

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



			      Regency Towers
			      1415 West 22nd Street
                              Tower Floor
                              Oak Brook, IL  60523
               --------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (630)-684-2300
               --------------------------------------------------
                     (Name and Address of agent for service)


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

The aggregate market value of the 17,500 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2003. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2003, 2,247,500 shares of the issuer's Common
Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into the registration statement:

(a)-1. North Shore's Form 10-QSB, filed March 11, 2004, for the quarter ending September 30, 2003;

       North Shore's Form 10-QSB, filed March 11, 2004, for the quarter ending June 30, 2003;

       North Shore's Form 10-QSB, filed March 11, 2004, for the quarter ending March 31, 2003;


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


                        ITEM 2.  DESCRIPTION OF PROPERTY


Administrative Offices

     The Company currently maintains a mailing address at 1415 West 22nd Street, Tower Floor, Oak Brook, IL 60523 which is the office address of its legal counsel. The Company's telephone number is (630)-684-2300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2003, reflects a current asset value of $0, and a total asset value of $0 in the form of cash deposits.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the calendar year 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- - - - -----------------------------------------------------------------------
Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Committees of the Board
- - - - -----------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.


Name                 Age             Positions Held and Tenure



Gerard Werner         31              President and Director since
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

Biographical Information




Gerard M. Werner, Esq.

     	Mr. Werner has been a member of the District of Columbia Bar Association since January 1999. Mr. Werner has worked on antitrust cases for Compliance, Inc., out of Arlington, VA, responding to document discovery requests from the Department of Justice. He has served as Case Design Manager for The Equitable, April 1998- Sep. 1998, during which time he was a registered representative, having passed series 6 and series 63, as well as Virginia's Life and Health Insurance licensing exam.

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

Other Public Shell Activities

     The Company's President is also an officer and director of the shell company: North Shore Capital IV.

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


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 2003, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


Name and Address                  Number of      Percent of
                                  Shares Owned   Class Owned
                                  Beneficially

Gerard Werner, Esq.(1)
2812 Windepoint Court              2,200,000      97.89%
Oak Brook, IL 60523



All directors and executive
officers as a group (1 person)     2,200,000      97.89%

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

With respect to financial and other information relating to the Company, Gerard Werner, Esq., 2812 Windepoint Court, Sheboygan, WI 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, to be filed with the Commission. Any such requests should be directed to the President of the Company, 1415 West 22nd Street, Tower Floor, Oak Brook IL 60523.

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

Date: March 25, 2004


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


SIGNATURE             TITLE                 DATE
- - - - -----------------------------------------------------------

/s/ Gerard Werner      Director, Secretary    March 25, 2004



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


NORTH SHORE CAPITAL II, INC.


TABLE OF CONTENTS

Independent Auditors' Report...........................................F - 2

Financial Statements

    Balance Sheet - December 31, 2003..................................F - 3

    Statements of Operations -
    Years Ended December 31, 2003 and 2002, and
    The period from February 3, 1999 (inception)
    Through December 31, 2003..........................................F - 4

    Statement of Changes in Stockholders' Equity -
    Years Ended December 31, 2003 and 2002 and
    The period from February 3, 1999 (inception)
    Through December 31, 2003..........................................F - 5

    Statements of Cash Flows -
    Years Ended December 31, 2003 and 2002 and
    The period from February 3, 1999 (inception)
    Through December 31, 2002..........................................F - 6

Notes to Financial Statements..........................................F - 7

NORTH SHORE CAPITAL II, INC.
(A Development Stage Company)
March ____, 2004

Shareholders and Board of Directors
NORTH SHORE CAPITAL II, INC.
Oak Brook, IL 60523

Report of Independent Auditor

I have audited the accompanying balance sheet of North Shore Capital
II, Inc. (a development stage Company) as of December 31, 2003, and the related statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2003, December 31, 2002 and the period from February 3, 1999 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Capital II, Inc. (a development stage Company) as of December 31, 2003, and the results of operations, and its cash flows, for the years ended December 31, 2003, December 31, 2002, and the period from February 3, 1999 through December 31, 2003, in conformity with generally accepted accounting principles.

/s/ Dennis W. Bersch, CPA

Milwaukee, Wisconsin
March ___, 2004


                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                                December 31, 2003



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

Stockholders' equity:

  Preferred stock, $.001 par value;
  0%, noncumulative, convertible,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding                           $  2,248
  Paid in Capital                                            $ 49,652

  Issued and Outstanding                                       51,900

  Deficit accumulated during the
  development stage                                           (52,310)

  Total stockholders' equity  (deficit)                    	$   0


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      ($410)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.


                            North Shore Capital II, Inc.
                           (A Development Stage Company)

                                STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 30, 2003, DECEMBER 31, 2002,
                    AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                               TO DECEMBER 31, 2003



                                                    Year                  Year                    February 3, 1999
                                                    Ended                 Ended                   (Inception) to
                                 	            December 31, 2003     December 31, 2002       December 31, 2003

REVENUE                                               $       0           $       0                $     0

EXPENSES:
  Audit fees                                                410                   0                  7,092
  Professional fees                                                                                 40,000
  Organization costs                                                                                 4,400
  Office Expenses                                             0                 250                    250
  Bank charges                                               20                 123                    568


Net loss                                              $    (430)               (373)               $ (52,310)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding                             2,247,500            2,247,500              2,239,018


Loss Per Common Share                                 $    (.00)           $   (.00)               $   (.02)



                            North Shore Capital II, Inc.
                           (A Development Stage Company)

                                       STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31, 2003, & DECEMBER 31, 2002,
                AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO DECEMBER 31, 2003



                                                    Three months          Three months            February 3, 1999
                                                    Ended                 Ended                   (Inception) to
                                 	            December 31, 2003     December 31, 2002       December 31, 2003

REVENUE                                               $       0           $       0                 $     0

COSTS AND EXPENSES:
  Audit fees                                                                                          7,092
  Professional fees                                                                                  40,000
  Organization costs                                                                                  4,400
  Office Expenses                                                               250                     250
  Bank charges                                                                   33                     568


Net loss                                              $                        (283)                $ (52,310)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding                             2,247,500            2,247,500              2,239,018


Loss Per Common Share                                 $    (.00)           $   (.00)               $   (.02)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.

                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                        STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                               THROUGH DECEMBER 31, 2003

                                  Shares      Par         Paid        Retained
                                                          in          Earnings
                                  Issued      Value       Capital     (Deficit)       Equity

Balance at February 3, 1999       $      0    $     0     $     0     $     0         $    0

Issuance of common stock for      2,200,000     2,200       2,200                      4,400
Services Rendered at inception
at $.002 on February 3, 1999


Shares issued pursuant to
Private Placement under
Regulation D                        17,500         18       17,482                    17,500

Issued in exchange                  30,000         30       29,970                    30,000
for cash and services
at $1.00 per share

Net loss for the year ended
December 31, 2002                                                         (373)

Net loss for the year ended                                               (430)
December 31, 2003


Net loss for the period from                                           ($52,310)      (52,310)
 February 3, 1999 to
 December 31, 2003



Balance at Dec. 31, 2003           2,247,500    $ 2,248   $ 49,652     ($52,310)       (410)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE INDEPENDENT AUDITOR'S REPORT.


                            	North Shore Capital II, Inc.
                           	(A Development Stage Company)

                                  STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2002, AND FOR
          THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)THROUGH DECEMBER 31, 2003

                                           The Year               The Year                February 3, 1999
                                           Ended                  Ended                   (Inception) to
                                           December 31, 2003      December 31, 2002       December 31, 2003


NET CASH FLOWS USED
BY OPERATING ACTIVITIES
 Net Income (loss)                         (430)                   (373)                    ($52,310)
    Cash flow from
    operating activities                   (430)                   (373)                    ($52,310)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock                                                                    17,500

  Issuance of stock in
  exchange for
  organizational activities                                                                    4,400

  Issuance of stock in
  exchange for
  professional fees                                                                           30,000

  Net cash provided by
  financing activities                       410                                              52,310

Net (decrease) increase
in cash                                      (20)                    (373)                      20

Cash and cash equivalents,
 beginning of period                          20                      393                        0

Cash and cash equivalents,
end of period                                  0                       20                        0

Income taxes paid                           $  0		        0                        0

Interest paid	                            $  0      			0                        0


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE NOTES TO FINANCIAL STATEMENTS.


                         NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2003


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At December 31, 2003, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                      		  $     20,769
     Valuation allowance                  		       (20,769)

     Net deferred tax assets recognized on
      the accompanying balance sheets         	  $             0


    The components of the income tax provision (benefit) consisted of the following for the period ended December 31, 2003.

     Current                       	            $         0
     Deferred                    	                 20,769


     Tentative tax provision (benefit)         	         20,769
     Change in valuation allowance                      (20,769)

       Net income tax provision (benefit)      $            0


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

/s/ Gerard Werner, P.C.

By:_______________________


Alexandria, VA










CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

North Shore Capital II, Inc.
Dated: March __, 2004


I hereby consent to the incorporation by reference in this Annual Report to Shareholders on Form 10-KSB of my report dated March __, 2004, appearing on page F-2 of North Shore's Annual Report on Form 10-KSB for the year ended December 31, 2003. I also consent to the reference to me under the heading "Exhibits" in such Registration Statement.



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

The Company's President and all current shareholders own all of the issued and outstanding stock of one (1) additional corporations (North Shore
Capital  IV) which are shell companies formed February 3, 1999.
The Form 10-SB registration statement of North Shore Capital I through IV may become effective by lapse of time on or about June 17, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital IV in seeking merger candidates.

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


	The following table documents the current involvement of Gerard Werner with each shell company (please see Item 2 below for elaboration):

NORTH SHORE CAPITAL

     			  	      NSC II, Inc. 	        NSC IV, Inc.


Gerard Werner's	                      President                 President
Titles 		          	      Director	                Director


Gerard Werner's 	         	  97.89%           	     97.89%
Equity %

Filing Type		               10-SB12G/A	  	     10-SB12G/A

SEC File No.  	                 	   0-30295	    	      0-30383

Percentage time 	         	   12.5%	   	      12.5%
Devoted to the
Company


The Company's President may form Janka Capital I, Inc., which is a shell company with the same capital structure and business plan as North Shore Capital I and IV, and the Company. He may also elect, in the future, to form one or more additional public shell companies with a business plan similar or identical to that of the Company. Any such additional shell companies would also be in direct competition with the Company for available business opportunities. (See Item 5 - "Directors, Executive Officers, Promoters and Control Persons - Conflicts of Interest.")

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



</SEC-DOCUMENT>
-----END PRIVACY-ENHANCED MESSAGE-----