Form 10KSB/A
period 2003-12-31
NORTH SHORE CAPITAL II INC
filed 2005-03-07
CIK 1111400

-----BEGIN PRIVACY-ENHANCED MESSAGE-----





                               AMENDMENT TO FORM 10-KSB

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



			      2208 Pershing Avenue
			      Sheboygan, WI 53083
               --------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (920)-207-7772
               --------------------------------------------------

				      NOTICE:

North Shore Capital IV, Inc., has recently learned that the initial filing of this annual report was not in full compliance with section 102 of the Sarbanes-Oxley Act of 2002. Specifically, North Shore's audit was not performed by an accounting firm registered with The Public Company Accounting Oversight Board. North Shore is working to address this problem as expeditiously as possible. A new audit, with a properly registered firm, will be completed and this annual report re-submitted to the S.E.C. in a timely fashion. At this time, this amended Form 10K-SB is being submitted with unaudited financial statements.


------------------------------------------------------------------


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


                        ITEM 2.  DESCRIPTION OF PROPERTY


Administrative Offices

     The Company currently maintains a mailing address at 2208 Pershing Avenue, Sheboygan, WI 53083 which is the office address of its legal counsel. The Company's telephone number is (920)-207-7772. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.


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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.


Name                 Age             Positions Held and Tenure



Gerard Werner         32              President and Director since
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


Name and Address                  Number of      Percent of
                                  Shares Owned   Class Owned
                                  Beneficially

Gerard Werner, Esq.(1)
2208 Pershing Avenue               2,200,000      97.89%
Sheboygan, WI 53083



All directors and executive
officers as a group (1 person)     2,200,000      97.89%

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

With respect to financial and other information relating to the Company, Gerard Werner, Esq., 2208 Pershing Ave., Sheboygan, WI 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, to be filed with the Commission. Any such requests should be directed to the President of the Company, 2208 Pershing Avenue.

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

Date: March 7, 2005


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

/s/ Gerard Werner      Director, Secretary    March 7, 2005



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


NORTH SHORE CAPITAL II, INC.





                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                                December 31, 2003
(UNAUDITED)


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

(UNAUDITED)

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

(UNAUDITED)

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



                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                        STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                               THROUGH DECEMBER 31, 2003
(UNAUDITED)
                                  Shares      Par         Paid        Retained
                                                          in          Earnings
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

GERARD WERNER, Esq.

/s/ Gerard Werner, Esq.

By:_______________________


Sheboygan, WI
















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