Form 10QSB/A
period 2004-03-31
NORTH SHORE CAPITAL II INC
filed 2005-03-07
CIK 1111400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                             AMENDMENT TO FORM 10 QSB


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



                                    NOTICE:

North Shore Capital IV, Inc., has recently learned that the initial filing of this quarterly report was not in full compliance with section 102 of the Sarbanes-Oxley Act of 2002. Specifically, North Shore's review report was not performed by an accounting firm registered with The Public Company Accounting Oversight Board. North Shore is working to address this problem as expeditiously as possible. A new review, with a properly registered firm, will be completed and this quarterly report re-submitted to the S.E.C. in a timely fashion. At this time, this amended Form 10Q-SB is being submitted with financial statements that have not been reviewed by an accounting firm that meets the requirements of the Sarbanes-Oxley Act.
---------------------------------------------------------------

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




                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  MARCH 31, 2004
(NOT REVIEWED)

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

(NOT REVIEWED)

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



                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2004,
                         THREE MONTHS ENDED MARCH 31, 2003,
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2004
(NOT REVIEWED)
                                          Shares           Par            Paid          Retained
                                                                          in            Earnings
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





                            North Shore Capital II, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2004,
                     AND THE THREE MONTHS ENDED MARCH 31, 2003
                AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO
                                   MARCH 31, 2004
(NOT REVIEWED)

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




                            North Shore Capital II, Inc.
                           (A Development Stage Company)

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


                                           North Shore Capital II, Inc.

                                           /s/ Gerard Werner

DATE: March 7, 2005                    By: Gerard Werner
                                           Title: Filing Agent





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