Form 10QSB/A
period 2004-06-30
NORTH SHORE CAPITAL II INC
filed 2005-03-08
CIK 1111400

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


				    NOTICE:

North Shore Capital II, Inc., has recently learned that the initial filing of this quarterly report was not in full compliance with section 102 of the Sarbanes-Oxley Act of 2002. Specifically, North Shore's review report was not performed by an accounting firm registered with The Public Company Accounting Oversight Board. North Shore is working to address this problem as expeditiously as possible. A new review, with a properly registered firm, will be completed and this quarterly report re-submitted to the S.E.C. in a timely fashion. At this time, this amended Form 10Q-SB is being submitted with financial statements that have not been reviewed by an accounting firm that meets the requirements of the Sarbanes-Oxley Act.
---------------------------------------------------------------

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




                            NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  June 30, 2004
(NOT REVIEWED)

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



(NOT REVIEWED)
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

(NOT REVIEWED)
                                                     Three Months              Three Months         February 3, 1999
                                                     Ended                     Ended                (Inception) to
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


                                           North Shore Capital II, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: March 7, 2005                      By: Gerard Werner, Esq.
                                             Title: Filing Agent








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