Form 10QSB/A
period 2002-06-30
NORTH SHORE CAPITAL II INC
filed 2005-10-12
CIK 1111400

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


- - ------------------------------------------------------------------------

- - ------------------------------------------------------------------------

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

          None

ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits



         b.  Reports on Form 8 K

             None


INDEX TO EXHIBITS



EXHIBIT      NO      DESCRIPTION



#             3.1     Articles of Incorporation of the Registrant, as amended;

#             3.2     Bylaws of the Registrant;

#             4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#             10.1     Issuance of Restricted Shares from Authorized Shares;

#             23.1     Consent of Gerard Werner, Esq.;

x             31.1     Certification pursuant to Sarbanes-Oxley Act of 2002

x             32.1     Certification pursuant to Sarbanes-Oxley Act of 2002

x             99.1     Safe Harbor Compliance Statement

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


                                           North Shore Capital II, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 11, 2005                      By: Gerard Werner, Esq.
                                             Title: Filing Agent









                                   EXHIBIT 31.1

                                  CERTIFICATION

I, Gerard Werner, certify that:

1. I have reviewed this annual report on Form 10-KSB of North Shore Capital II, Inc.,;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respectsthe financial condition, results of operations and cash flows of the smallbusiness issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalentfunctions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information;

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  October 11, 2005               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                 Exhibit 32.1

                            NORTH SHORE CAPITAL II, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of North Shore Capital II, Inc., (the "Company") on Form 10-QSB for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Gerard M. Werner
- - ------------------------
Gerard M. Werner
Chief Executive Officer
October 11, 2005



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

The Company's President and all current shareholders own all of the issued and outstanding stock of two (2) additional corporations (North Shore Capital I and IV) which are shell companies formed February 3, 1999.
The Form 10-SB registration statements of North Shore Capital I, II, and IV, may become effective by lapse of time on or about June 20, 2000. (See "Item
5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital I and IV in seeking merger candidates.

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