Form 10QSB/A
period 2002-09-30
NORTH SHORE CAPITAL II INC
filed 2005-10-12
CIK 1111400

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


                            NORTH SHORE CAPITAL II, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



                000-30295                              54-1964052
        (Commission File Number)         (I.R.S. Employer Identification Number)



        2208 Pershing Avenue
        Sheboygan, Wisconsin                             53083
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

          None

ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS



EXHIBIT      NO      DESCRIPTION



#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Gerard Werner, Esq.;

x           31.1     Certification pursuant to Sarbanes-Oxley Act.

x           32.1     Certification pursuant to Sarbanes-Oxley Act.



x           99.1     Safe Harbor Compliance Statement

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


                                           North Shore Capital II, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 11, 2005                     By: Gerard Werner, Esq.
                                           Title: Filing Agent







                                   EXHIBIT 31.1

                                  CERTIFICATION

I, Gerard Werner, certify that:

1. I have reviewed this quarterly report on Form 10QSB of North Shore Capital II, Inc.,;

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


Date:  October 11, 2005               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                 Exhibit 32.1

                            NORTH SHORE CAPITAL II, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of North Shore Capital II, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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