Form 10KSB/A
period 2002-12-31
NORTH SHORE CAPITAL II INC
filed 2005-10-13
CIK 1111400

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
       (State of           (Commission File No.)    (IRS Employer ID No.)
       Incorporation)
			     2208 Pershing Avenue
                              Sheboygan, WI 53083
                                (920)-207-7772
               --------------------------------------------------
                    (Address of Principal Executive Offices)





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


                        ITEM 2.  DESCRIPTION OF PROPERTY


Administrative Offices

     The Company currently maintains a mailing address at 2208 Pershing Avenue, Sheboygan, WI 53083, which is the office address of its legal counsel. The Company's telephone number is (920)-207-7772. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.


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

With respect to financial and other information relating to the Company, Gerard Werner, Esq., whose address is 2208 Pershing Avenue, Sheboygan,
WI 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, to be filed with the Commission. Any such requests should be directed to the President of the Company, address 2208 Pershing Avenue, Sheboygan, WI 53083.

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

Date: October 12, 2005


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

/s/ Gerard Werner      Director, Secretary    October 12, 2005



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

      11           Not applicable

      14           Not applicable

      16           Not applicable

      21           Not applicable

#     23.1         Consent of Counsel
                   (contained in Exhibit 5.1)

#     24.1         Consent of CPA.

      28           Not applicable

x     31.1         Certification pursuant to Sarbanes-Oxley Act

x     32.1         Certification pursuant to Sarbanes-Oxley Act

#     99.1         Safe Harbor Compliance Statement
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


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE NOTES TO FINANCIAL STATEMENTS.


                         NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2002


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

October 12, 2005
Sheboygan, WI










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



                                        DENNIS W. BERSCH, CPA
                                        /s/ Dennis W. Bersch

                                        ------------------------------------
                                        DENNIS BERSCH, CPA





                                   EXHIBIT 31.1

                                  CERTIFICATION

I, Gerard Werner, certify that:

1. I have reviewed this annueal report on Form 10KSB of North Shore Capital II, Inc.,;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respectsthe financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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


Date:  October 11, 2005               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                 Exhibit 32.1

                            NORTH SHORE CAPITAL II, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of North Shore Capital II, Inc., (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


	The following table documents the current involvement of Gerard Werner with each shell company (please see Item 2 below for elaboration):


NORTH SHORE CAPITAL

     			  NSC II, Inc.


Gerard Werner's	          President
Titles 		          Director


Gerard Werner's 	   97.89%
Equity %

Filing Type		   10-SB12G/A

SEC File No.  	           0-30295

Percentage time 	   12.5%
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