Form 10QSB/A
period 2003-06-30
NORTH SHORE CAPITAL II INC
filed 2005-10-17
CIK 1111400

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


- - - ---------------------------------------------------------------------

- - - ---------------------------------------------------------------------

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

Estimates

     These condensed consolidated financial statements as of June 30, 2003, the three month period ended June 30, 2002, and the period from February 9, 1999 (inception) thru June 30, 2003, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital II" or "North Shore") as of and for the years ended December 31, 1999, December 31, 2000, December 31, 2001, and December 31, 2002 included in the Company's Registration Statement, or Form 10SB, as well as the Company's Form 10KSB for the years 2000, 2001, and 2002 filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the years ended December 31, 1999, December 31, 2000, December 31, 2001, and December 31, 2002. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 2003, its results of operations for the periods ended June 30, 2002 and 2003, and its cash flows for the periods ended June 30, 2002 and 2003. The results of operations for the periods ended June 30, 2002, and 2003, may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2003.

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

          None

ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits



         b.  Reports on Form 8 K

             None


INDEX TO EXHIBITS


EXHIBIT      NO      DESCRIPTION



#             3.1     Articles of Incorporation of the Registrant, as amended;

#             3.2     Bylaws of the Registrant;

#             4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#             10.1     Issuance of Restricted Shares from Authorized Shares;

#             23.1     Consent of Gerard Werner, P.C.;

x             31.1     Certification pursuant to Sarbanes-Oxley Act;

x             32.1     Certification pursuant to Sarbanes-Oxley Act

x             99.1     Safe Harbor Compliance Statement

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


                                           North Shore Capital II, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 14, 2005                      By: Gerard Werner, Esq.
                                             Title: Filing Agent







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


Date:  October 14, 2005               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                 Exhibit 32.1

                            NORTH SHORE CAPITAL II, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of North Shore Capital II, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Gerard M. Werner
- - ------------------------
Gerard M. Werner
Chief Executive Officer
October 14, 2005








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