Form 10KSB/A
period 2003-12-31
NORTH SHORE CAPITAL II INC
filed 2005-11-01
CIK 1111400

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


                                  (920)-207-7772
               --------------------------------------------------
                     (Name and Address of agent for service)


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

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

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

With respect to financial and other information relating to the Company, Gerard Werner, Esq., 2208 Pershing Avenue, Sheboygan, WI 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, to be filed with the Commission. Any such requests should be directed to the President of the Company, 2208 Pershing Avenue, Sheboygan, WI 53083.

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

      11            Not applicable

      14            Not applicable

      16            Not applicable

      21            Not applicable

#     23.1          Consent of Counsel

#     24.1          Consent of CPA.

      28            Not applicable

#     31.1          Certification pursuant to Sarbanes-Oxley Act

#     32.1          Certification pursuant to Sarbanes-Oxley Act

#     99.1          Safe Harbor Compliance Statement
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

Date: October 17, 2005


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

/s/ Gerard Werner      Director, Secretary    October 17, 2005



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

      11           Not applicable

      14           Not applicable

      16           Not applicable

      21           Not applicable

#     23.1         Consent of Counsel
                   (contained in Exhibit 5.1)

#     24.1         Consent of CPA.

      28           Not applicable

#     31.1         Certification pursuant to Sarbanes-Oxley Act

#     32.1         Certification pursuant to Sarbanes-Oxley Act

#     99.1         Safe Harbor Compliance Statement
____________________________

#     filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, Amendment No. 3 on November 1, 2000.





NORTH SHORE CAPITAL II, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002



CONTENTS



PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1


BALANCE SHEETS	2


STATEMENTS OF OPERATIONS	3


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	4


STATEMENTS OF CASH FLOWS	5


NOTES TO FINANCIAL STATEMENTS	6 - 7






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
North Shore Capital II, Inc.


We have audited the accompanying balance sheets of North
Shore Capital II, Inc. (a development stage enterprise) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and the period from February 3, 1999 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period from February 3, 1999 (date of inception) to December 31, 2003, in conformity with United States generally accepted accounting principles.




/s/ MILLER ELLIN & COMPANY, LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
May 6, 2005




NORTH SHORE CAPITAL II, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

						     Year Ended
						     December 31,
						     2003		      2002
ASSETS

Cash and cash equivalents  		              $ - 		        $ 20

Total assets  		                              $ - 		        $ 20


LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Note payable to officer  		              $  410 		         $ -

Total liabilities  		                         410		           -

Commitments and Contingencies

Stockholders' Deficit:

Preferred stock, $.001 par value; 0%,
noncumulative, convertible, 10,000,000 shares
authorized, no shares outstanding as of
December 31, 2003 and 2002, respectively  		  - 		          -
Common stock, $.001 par value; 50,000,000 shares
authorized, 2,247,500 issued and outstanding
as of December 31, 2003 and 2002, respectively  	2,248		         2,248
Additional paid-in-capital  		               49,652		        49,652
Deficit accumulated in the development stage  	      (52,310)		       (51,880)

Total stockholders' deficiency		                 (410)		            20

Total liabilities and stockholders' deficiency		  $ - 		          $ 20




NORTH SHORE CAPITAL II, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003,
AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
TO DECEMBER 31, 2003


				                                                   February 3, 1999
	                                  Year Ended		Year Ended	   (Inception) to
	                                  December 31,		December 31,	   December 31,
	                                  2003		        2002		   2003

REVENUE	                                       $ - 		     $ - 		      $ -

EXPENSES:
Audit fees	                               410		       - 		    8,429
Professional fees	                         - 		       - 		   40,000
Organization costs	                         - 		       - 		    4,400
Office expenses	                                 - 		     250		      250
Bank charges	                                20		     123		      568

Total expenses	                               430		     373		   53,647

Net loss	                            $ (430)		  $ (373)	        $ (53,647)

PER SHARE INFORMATION:

Weighted average number of
Common shares outstanding	           2,247,500		   2,247,500		2,239,018

Loss per common share	                    $ (0.00)		   $ (0.00)		  $ (0.02)




NORTH SHORE CAPITAL II, INC.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO DECEMBER 31, 2003

	                                SharesIssued	ParValue	Paid in Capital	   Deficit Accumulated     Equity
                                                                                           in Development Stage
Issuance of common stock for
  services rendered at inception
  at $.002 per share on
February 3, 1999	                     2,200,000	     $ 2,200	     $ 2,200	             $ -             $ 4,400
Shares issued pursuant to
  Private Placement under
  Regulation D	                                17,500	          18	      17,482	               -              17,500
Issued in exchange for cash &
  services at $1.00 per share	                30,000	          30	      29,970	               -              30,000

Net loss for the period from
  February 3, 1999 to December 31, 2002	             - 	           - 	           - 	         (51,880)	     (51,880)

Balances at December 31, 2002	             2,247,500	       2,248	      49,652	         (51,880)                 20

Net loss for the year ended
  December 31, 2003	                             - 	           - 	           - 	            (430)               (430)

Balances at December 31, 2003	             2,247,500         2,248          49,652	         (52,310)               (410)





NORTH SHORE CAPITAL II, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO DECEMBER 31, 2003

	                                               Year Ended 	      Year Ended 	  February 3, 1999(Inception)
                                                       December 31, 2003      December 31, 2002   To December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)		                          $ (430)		 $ (373)	     $ (52,310)
Cash flow from operating activities		          $ (430)		 $ (373)	     $ (52,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable to officer		                             410		      - 	           410
Purchase of common stock		                       - 		      - 		17,500
Issuance of stock in exchange
  for Organizational services		                       - 		      - 		 4,400
Issuance of stock in exchange
  for professional fees		                               - 		      - 		30,000
Cash provided by financing activities		           $ 410		    $ - 	      $ 52,310

Net cash provided (used)		                     (20)		   (373)		     -

Cash and cash equivalents, beginning of period		      20		    393			     -

Cash and cash equivalents, end of period		     $ - 		   $ 20			   $ -







NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage Operations

North Shore Capital II, Inc. (the "Company") was incorporated on February 3, 1999, in the State of Colorado. The Company's intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date. The Company has selected the calendar year as its year-end. Costs associated with organization have been expensed in accordance with SOP 98-5.

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all short-term investments in interest bearing accounts, securities and other instruments with an original maturity of three months or less, to be equivalent to cash.


NOTE 2 - STOCKHOLDERS' EQUITY

On February 3, 1999, the Company issued 2,200,000 shares of its $.001 par value common stock for services, rendered by related parties, valued at their fair market value of $4,400. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act. The Company issued an additional 47,500 shares of stock pursuant to a private placement under Regulation D.

The Company has authorized 10,000,000 shares of Series A convertible preferred stock with a par value of $.001 per share. Currently, there are no shares outstanding. Each share of preferred stock can be converted into one share of common stock and each share is entitled to one vote, voting together with the holders of shares of common stock.








NOTE 3 - RELATED PARTY TRANSACTIONS

Prior to January 1, 2003 an amount totaling $40,000 ($10,000 cash, 30,000 shares of common stock valued at $1.00 per share) was paid for consulting services rendered in connection with business planning and compliance. Shareholders of the Company rendered those consulting services.

As described in Note 2, the Company issued common stock for services provided by related parties that are valued at the fair market value of $4,400.


NOTE 4 - INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All of the Company's net deferred tax asset balance is attributable to net operating loss carryforwards. The components of the net deferred tax asset as of December 31, 2003 consists of the following:

		                                   2003		   2002
Deferred tax assets:
Net operating loss carryforwards		  $20,769	  $20,607
Valuation allowance		                  (20,769)	  (20,607)

Net deferred tax asset		                     $ - 	     $ -


As of December 31, 2003, the Company had approximately $54,000 of net operating loss (NOL) carryforwards available to decrease future federal taxable income. Ownership changes may cause the NOL to be severely limited and expire without being utilized.




CONSENT OF COUNSEL

I hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB of my consent dated November 1, 2000, appearing in the North Shore Capital II, Inc. Registration Statement on Form 10SB12G filed November 1, 2000. I also consent to the reference tomes under the heading "Exhibits" in such Registration Statement.

GERARD WERNER, Esq.

/s/ Gerard Werner, Esq.


October 17, 2005
Sheboygan, WI



                                   EXHIBIT 31.1

                                  CERTIFICATION

I, Gerard Werner, certify that:

1. I have reviewed this annual report on Form 10KSB of North Shore Capital II, Inc.,;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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


Date:  October 27, 2005               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                 Exhibit 32.1

                            NORTH SHORE CAPITAL II, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of North Shore Capital II, Inc., (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Gerard M. Werner
- - ------------------------
Gerard M. Werner
Chief Executive Officer
October 27, 2005



















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