Form 10QSB/A
period 2004-03-31
NORTH SHORE CAPITAL II INC
filed 2005-11-07
CIK 1111400

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


- - --------------------------------------------------------------------------

- - --------------------------------------------------------------------------











NORTH SHORE CAPITAL II, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003



































NORTH SHORE CAPITAL II, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003



CONTENTS



PAGE

BALANCE SHEET	                                1


STATEMENTS OF OPERATIONS	                2


STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	3


STATEMENTS OF CASH FLOWS	                4


NOTES TO FINANCIAL STATEMENTS	                5 - 6





                                    NORTH SHORE CAPITAL II, INC.
                                  (A Development Stage Enterprise)
                                           BALANCE SHEET
                                          MARCH 31, 2004




ASSETS

Cash and cash equivalents  		                    $ -

Total assets  		                                    $ -


LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Note payable to officer  		                   $410

Total liabilities  		                            410

Commitments and Contingencies

Stockholders' Deficit:

Preferred stock, $.001 par value; 0%,
noncumulative, convertible, 10,000,000 shares
authorized, no shares outstanding as of
March 31, 2004 and 2003, respectively  		              -

Common stock, $.001 par value; 50,000,000 shares
authorized, 2,247,500 issued and outstanding
as of March 31, 2004 and 2003, respectively  		   2,248

Additional paid-in-capital  		                  49,652

Deficit accumulated in the development stage  	         (52,310)

Total stockholders' deficiency		                    (410)

Total liabilities and stockholders' deficiency		     $ -


                                             NORTH SHORE CAPITAL II, INC.
                                           (A Development Stage Enterprise)
                                               STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003,
                                 AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                                                  TO MARCH 31, 2004




	                                  Three Months		 Three Months	       February 3, 1999
	                                  Ended		         Ended	               (Inception) to
	                                  March 31,		 March 31,	       March 31,
	                                  2004		         2003		       2004


REVENUE	                                       $ - 		       $ - 		       $ -

EXPENSES:
Audit fees	                                 - 		       410		     7,092
Professional fees	                         - 		         - 		    40,000
Organization costs	                         - 		         - 		     4,400
Office expenses	                                 - 		         - 		       250
Bank charges	                                 - 		        20		       568

Total expenses	                                 - 		       430		    52,310

Net loss	                               $ - 		    $ (430)		 $ (52,310)

PER SHARE INFORMATION:

Weighted average number of
Common shares outstanding	          2,247,500		   2,247,500		  2,238,000

Loss per common share	                    $ (0.00)		     $ (0.00)		    $ (0.02)





                                                  NORTH SHORE CAPITAL II, INC.
                                                (A Development Stage Enterprise)
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND  2003
                               AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO MARCH 31, 2004

		                       Shares Issued    Par Value    Paid in Capital  Deficit Accumulated     Equity
                                                                                      in Development Stage



Issuance of common stock for
services rendered at inception
at $.002 per share
on February 3, 1999 	                  2,200,000 	    $2,200 	  $2,200 	     $ - 		 $4,400

Shares issued pursuant to
Private Placement under
Regulation D	                             17,500 		18 	  17,482                - 		 17,500

Issued in exchange for cash &
services at $1.00 per share	             30,000 		30 	  29,970                - 		 30,000

Net loss for the period from
February 3, 1999 to March 31, 2002	          - 		 - 	      - 	 (51,880)		(51,880)
Balances at March 31, 2002		  2,247,500 	     2,248 	  49,652 	 (51,880)		     20

Net loss for the twelve months
ended March 31, 2003	                          - 		 - 	      - 	    (430)		   (430)
Balances at March 31, 2003		  2,247,500 	     2,248 	  49,652 	 (52,310)		   (410)

Net loss for the twelve months
ended March 31, 2004	                          - 		 - 	      - 	       - 		      -
Balance at March 31, 2004		  2,247,500   	    $2,248 	 $49,652 	$(52,310)		  $(410)





                                                 NORTH SHORE CAPITAL II, INC.
                                               (A Development Stage Enterprise)
                                                   STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO MARCH 31, 2004

	                                            Three Months Ended      Three Months Ended   February 3, 1999 (Inception)
                                                    March 31, 2004          March 31, 2003       to March 31,2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)		                      $ - 		      $ (430)		     $ (52,310)
Cash flow from operating activities		      $ - 		      $ (430)		     $ (52,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to officer		        - 			 410			   410
Proceeds from sale of common stock		        - 			   - 			17,500
Issuance of stock in exchange
  for Organizational services		                - 			   - 			 4,400
Issuance of stock in exchange
  for professional fees		                        - 			   - 			30,000
Cash provided by financing activities		      $ - 		       $ 410		      $ 52,310

Net change in cash and cash equivalents		        - 			 (20)			     -

Cash and cash equivalents,
  beginning of period		                        - 			  20			     -

Cash and cash equivalents, end of period	      $ - 			 $ - 			   $ -








NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage Operations

North Shore Capital II, Inc. (the "Company") was incorporated on February 3, 1999, in the State of Colorado. The Company's intent is to operate as a capital market access corporation and to acquire one \or more existing businesses through merger or acquisition. The Company has had no significant business activity to date. The Company has selected the calendar year as its year-end. Costs associated with organization have been expensed in accordance with SOP 98-5.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All of the Company's net deferred tax asset balance is attributable to net operating loss carryforwards. The components of the net deferred tax asset as of March 31, 2004 consists of the following:

		                                2004		2003
Deferred tax assets:
Net operating loss carryforwards		$22,100		$20,769
Valuation allowance		                (22,100)	(20,769)

Net deferred tax asset		                    $ - 	    $ -


As of March 31, 2004, the Company had approximately $52,000 of net operating loss (NOL) carryforwards available to decrease future federal taxable income. Ownership changes may cause the NOL to be severely limited and expire without being utilized.

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

NEW ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PROUNOUNCEMENTS

No new Statements of Financial Standards that were not already in effect when this Form 10Q was originally filed (i.e.
August 15, 2004) were outstanding at that time.

Since August 15, 2004 the following Statements of
Financial Standards were issued:

In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS
No. 123 (R)"), which is a revision of SFAS No. 123.  SFAS
No. 123 (R) supersedes APB Opinion No. 25, Accounting for
Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cashflows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, or effective January 1, 2006 for the Company. The Company does not expect that SFAS No. 123(R) will have a material effect on future financial statements.

Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 151 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153) was issued in December 2004 and becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS 153 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.


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

     The Balance Sheet as of 03/31/2004 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0, in assets. and a Deficit accumulated during the development stage of ($52,310). The Company has also incurred a net loss to date of ($52,310).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2004, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

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


                                           North Shore Capital II, Inc.

                                           /s/ Gerard Werner

DATE: November 2, 2005                    By: Gerard Werner
                                          Title: Filing Agent




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


Date:  October 17, 2005               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                 Exhibit 32.1

                            NORTH SHORE CAPITAL II, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of North Shore Capital II, Inc., (the "Company") on Form 10-QSB for the period ended Macrh 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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