Form 10QSB/A
period 2004-09-30
NORTH SHORE CAPITAL II INC
filed 2005-11-14
CIK 1111400

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


- - - -----------------------------------------------------------------------

- - - -----------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS



                             NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Enterprise)

                                FINANCIAL STATEMENTS

                     NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003












                             NORTH SHORE CAPITAL II, INC.
                           (A Development Stage Enterprise)

                                FINANCIAL STATEMENTS

                     NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                       CONTENTS



PAGE

BALANCE SHEET                                   1


STATEMENTS OF OPERATION                     2 - 3


STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)     4


STATEMENTS OF CASH FLOWS                        5


NOTES TO FINANCIAL STATEMENTS               6 - 7





                                    NORTH SHORE CAPITAL II, INC.
                                  (A Development Stage Enterprise)
                                           BALANCE SHEET
                                        SEPTEMBER 30, 2004




ASSETS

Cash and cash equivalents                                   $ -

Total assets                                                $ -


LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Note payable to officer                                   $1747

Total liabilities                                          1747

Commitments and Contingencies

Stockholders' Deficit:

Preferred stock, $.001 par value; 0%,
noncumulative, convertible, 10,000,000 shares
authorized, no shares outstanding as of
September 30, 2004 and 2003, respectively                     -

Common stock, $.001 par value; 50,000,000 shares
authorized, 2,247,500 issued and outstanding
as of September 30, 2004 and 2003, respectively            2,248

Additional paid-in-capital                                49,652

Deficit accumulated in the development stage             (53,647)

Total stockholders' deficiency                             (1747)

Total liabilities and stockholders' deficiency               $ -


                                             NORTH SHORE CAPITAL II, INC.
                                           (A Development Stage Enterprise)
                                               STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003,
                                 AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                                                TO SEPTEMBER 30, 2004




                                          Three Months           Three Months          February 3, 1999
                                          Ended                  Ended                 (Inception) to
                                          September 30,          September 30,         September 30,
                                          2004                   2003                  2004


REVENUE                                        $ -                     $ -                     $ -

EXPENSES:
Audit fees                                       -                       -                   8,429
Professional fees                                -                       -                  40,000
Organization costs                               -                       -                   4,400
Office expenses                                  -                       -                     250
Bank charges                                     -                       -                     568

Total expenses                                   -                       -                  53,647

Net loss                                         -                  $    -               $ (53,647)

PER SHARE INFORMATION:

Weighted average number of
Common shares outstanding                   2,247,500               2,247,500            2,239,018

Loss per common share                       $ (0.00)                $ (0.00)             $ (0.02)



                                       NORTH SHORE CAPITAL II, INC.
                                     (A Development Stage Enterprise)
                                         STATEMENTS OF OPERATIONS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003,
                           AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                                           TO SEPTEMBER 30, 2004


                                  Nine Months           Nine Months        February 3, 1999
                                  Ended                 Ended              (Inception) to
                                  September 30,         September 30,      September 30,
                                  2004                  2003               2004




REVENUE                                   $ -                   $ -                $ -

EXPENSES:
Audit fees                              1,337                   410              8,429
Professional fees                           -                     -             40,000
Organization costs                          -                     -              4,400
Office expenses                             -                     -                250
Bank charges                                -                    20                568

Total expenses                          1,337                   430             53,647

Net loss                              $(1,337)                $(430)          $(53,647)

PER SHARE INFORMATION:

Weighted average number of
Common shares outstanding            2,247,500               2,247,500        2,239,018

Loss per common share                 $ (0.00)              $ (0.00)          $ (0.02)







                                                  NORTH SHORE CAPITAL II, INC.
                                                (A Development Stage Enterprise)
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND  2003
                              AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO SEPTEMBER 30, 2004

		                       Shares Issued    Par Value    Paid in Capital  Deficit Accumulated     Equity
                                                                                      in Development Stage


Issuance of common stock for
services rendered at inception
at $.002 per share
on February 3, 1999                       2,200,000         $2,200        $2,200              $ -                $4,400

Shares issued pursuant to
Private Placement under
Regulation D                                 17,500             18        17,482                -                17,500

Issued in exchange for cash &
services at $1.00 per share                  30,000             30        29,970                -                30,000

Net loss for the period from
 February 3, 1999 to
 September 30, 2002                               -              -             -         (51,880)               (51,880)

Balances at September 30, 2002            2,247,500          2,248        49,652         (51,880)                    20

Net loss for the twelve months
ended September 30, 2003                          -              -             -            (430)                  (430)
Balances at September 30, 2003            2,247,500          2,248        49,652         (52,310)                  (410)

Net loss for the twelve months
ended September 30, 2004                          -              -             -          (1,337)                (1,337)
Balance at September 30, 2004             2,247,500         $2,248       $49,652        $(53,647)               $(1,747)






                                                 NORTH SHORE CAPITAL II, INC.
                                               (A Development Stage Enterprise)
                                                   STATEMENTS OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                            AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO SEPTEMBER 30, 2004

                                                    Nine Months Ended       Nine Months Ended    February 3, 1999 (Inception)
                                                    September 30, 2004      September 30, 2003   to September 30, 2004

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





                              NORTH SHORE CAPITAL II, INC.
                            (A Development Stage Enterprise)

                             NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2004 AND 2003


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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All of the Company's net deferred tax asset balance is attributable to net operating loss carryforwards. The components of the net deferred tax asset as of September 30, 2004 consists of the following:

                                                   2004            2003
Deferred tax assets:
Net operating loss carryforwards                $22,100         $20,769
Valuation allowance                             (22,100)        (20,769)

Net deferred tax asset                              $ -             $ -


As of September 30, 2004, the Company had approximately $54,000 of net operating loss (NOL) carryforwards available to decrease future federal taxable income. Ownership changes may cause the NOL to be severely limited and expire without being utilized.

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

     The Balance Sheet as of 09/30/2004 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0 in assets, and a Deficit accumulated during the development stage of ($53,647). The Company has also incurred a net loss to date of ($53,647).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2004, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

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


                                           North Shore Capital II, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: November 7, 2005                  By: Gerard Werner, Esq.
                                           Title: Filing Agent




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


Date:  November 7, 2005               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                    Exhibit 32.1

                            NORTH SHORE CAPITAL II, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of North Shore Capital II, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Gerard M. Werner
- - ------------------------
Gerard M. Werner
Chief Executive Officer
November 7, 2005






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