Form 10KSB
period 2004-12-31
NORTH SHORE CAPITAL II INC
filed 2006-05-18
CIK 1111400

FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the 17,500 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2004. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2004, 2,247,500 shares of the issuer's Common
Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into the registration statement:

(a)-1. North Shore's Form 10-QSB, filed February 24, 2005, for the quarter ending September 30, 2004;

       North Shore's Form 10-QSB, filed February 24, 2005, for the quarter ending June 30, 2004;

       North Shore's Form 10-QSB, filed February 23, 2005, for the quarter ending March 31, 2004;


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2004, reflects a current asset value of $0, and a total asset value of $0 in the form of cash deposits.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the calendar year 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- - - - - -------------------------------------------------------------------
Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2004 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Committees of the Board
- - - - - -----------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.



Name                 Age             Positions Held and Tenure



Gerard Werner         33              President and Director since
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


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 2004, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.



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

With respect to financial and other information relating to the Company, Gerard Werner, Esq., 2208 Pershing Avenue, Sheboygan, WI 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2004, to be filed with the Commission. Any such requests should be directed to the President of the Company, 2208 Pershing Avenue, Sheboygan, WI 53083.

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

Date: May 7, 2006


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



SIGNATURE             TITLE                 DATE
- - - - - -----------------------------------------------------------

/s/ Gerard Werner      Director, Secretary    May 7, 2006



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

YEARS ENDED DECEMBER 31, 2004 AND 2003



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






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
North Shore Capital II, Inc.


We have audited the accompanying balance sheets of North
Shore Capital II, Inc. (a development stage enterprise) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003 and the period from February 3, 1999 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from February 3, 1999 (date of inception) to December 31, 2004, in conformity with United States generally accepted accounting principles.




/s/ MILLER ELLIN & COMPANY, LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
May 6, 2005




                                    NORTH SHORE CAPITAL II, INC.
                                  (A Development Stage Enterprise)
                                          BALANCE SHEETS
                                     DECEMBER 31, 2004 AND 2003

						    Year Ended
						    December 31,
						    2004                      2003
ASSETS

Cash and cash equivalents                             $ -                       $ -

Total assets                                          $ -                       $ -


LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Note payable to officer                                $1,747                   $ 410

Total liabilities                                      $1,747                   $ 410

Commitments and Contingencies

Stockholders' Deficit:

Preferred stock, $.001 par value; 0%,
noncumulative, convertible, 10,000,000 shares
authorized, no shares outstanding as of
December 31, 2004 and 2003, respectively                 -                         -
Common stock, $.001 par value; 50,000,000 shares
authorized, 2,247,500 issued and outstanding
as of December 31, 2004 and 2003, respectively          2,248                    2,248
Additional paid-in-capital                             49,652                   49,652
Deficit accumulated in the development stage          (53,647)                 (52,310)

Total stockholders' deficiency                         (1,747)                     410

Total liabilities and stockholders' deficiency           $ -                       $ -




                                NORTH SHORE CAPITAL II, INC.
                             (A Development Stage Enterprise)
                                  STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003,
                   AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                                    TO DECEMBER 31, 2004

                                                                                   February 3, 1999
                                          Year Ended            Year Ended         (Inception) to
                                          December 31,          December 31,       December 31,
                                          2004                  2003               2004


REVENUE                                       $ -                    $ -                      $ -

EXPENSES:
Audit fees                                   1,337                   410                    8,429
Professional fees                                -                     -                   40,000
Organization costs                               -                     -                    4,400
Office expenses                                  -                     -                      250
Bank charges                                     -                    20                      568

Total expenses                               1,337                   430                   53,647

Net loss                                   $(1,337))              $ (430)               $ (53,647)

PER SHARE INFORMATION:

Weighted average number of
Common shares outstanding                  2,247,500               2,247,500             2,239,449

Basic loss per common share(1)                  NIL                    NIL                   $ (0.02)

(1)  Dilutive loss per share
is not presented because there
are no potentially dilutive
financial instruments outstanding
and because any such instruments
would have an anti-dilutive.






                                NORTH SHORE CAPITAL II, INC.
                              (A Development Stage Enterprise)
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
           AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO DECEMBER 31, 2004

                               Preferred Stock          Common Stock       Paid in Capital     Deficit Accumulated     Equity
                              Shares    Amount     Shares      Amount                          in Development Stage


Balance, January 1, 2003            -      $-        2,247,500      $2,248          $49,652          $(51,880)              $20
Net Loss                            -       -                -           -                -              (430)             (430)

Net loss for the period from
 February 3, 1999 to
 December 31, 2003                  -       -                -           -                -           (52,310)          (52,310)

Balance, January 1, 2004            -      $-        2,247,500      $2,248          $49,652           (52,310)             (410)
Net Loss                            -       -                -           -                -             1,337             1,337


Balance, December 31, 2004          -      $-        2,247,500      $2,248          $49,652           (53,647)           (1,747)





                              NORTH SHORE CAPITAL II, INC.
                          (A Development Stage Enterprise)
                                STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
        AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO DECEMBER 31, 2004

                                                       Year Ended             Year Ended          February 3, 1999(Inception)
                                                       December 31, 2004      December 31, 2003   To December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $ (1,337)                $ (430)             $ (53,647)
Cash flow from operating activities                     $ (1,337)                $ (430)             $ (53,647)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from officer loan                                 1,337                    410                  1,747

NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,337                    410                 53,647

NET CHANGE IN CASH AND CASH EQUIVALENTS                        -                    (20)                     -

CASH AND CASH EQUIVALENTS- beginning                           -                     20                      -

CASH AND CASH EQUIVALENTS- ending                            $ -                    $ -                    $ -








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


As of December 31, 2004, the Company had approximately $54,000 of net operating loss (NOL) carryforwards available to decrease future federal taxable income. Ownership changes may cause the NOL to be severely limited and expire without being utilized.




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


May 8, 2006
Sheboygan, WI



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


Date:  May 8, 2006                  /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                 Exhibit 32.1

                            NORTH SHORE CAPITAL II, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of North Shore Capital II, Inc., (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Gerard M. Werner
- - - ------------------------
Gerard M. Werner
Chief Executive Officer
May 8, 2006



















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